Form 10-K
period 2024-12-31
Virginia Power Fuel Securitization, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2025-03-28
CIK 2001186, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

I.R.S. Employer
Commission File Number	Exact name of issuing entity as specified in its charter	Identification Number

333-275727-01	VIRGINIA POWER FUEL SECURITIZATION, LLC	93-4087019
CIK: 0002001186
(DELAWARE)
(State or other jurisdiction of incorporation or organization)
600 EAST CANAL STREET
	RICHMOND, VIRGINIA	23219
	(Address of principal executive offices)	(Zip Code)

(804) 819-2284
(Registrants’ telephone number)
I.R.S. Employer
Commission File Number	Exact name of depositor and sponsor as specified in its charter	Identification Number
000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825
CIK: 0000103682
(VIRGINIA)
(State or other jurisdiction of incorporation or organization)
600 EAST CANAL STREET
	RICHMOND, VIRGINIA	23219
	(Address of principal executive offices)	(Zip Code)

(804) 819-2284
(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “non-accelerated filer,” "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: None.

Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Richmond, Virginia

PART I

Item 1. Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A. Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2. Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3. Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of the managers and executive officers of Virginia Power Fuel Securitization, LLC as of December 31, 2024:

Name and Age	Title	Current and Recent Positions Held
Steven D. Ridge (44)	Manager, President and Chief Financial Officer

Executive Vice President and Chief Financial Officer of Dominion Energy, Inc. and Virginia Electric and Power Company from January 2024 to present; Senior Vice President and Chief Financial Officer of Dominion Energy, Inc. and Virginia Electric and Power Company from November 2022 to December 2023; President of Questar Gas Company from October 2022 to November 2022; Vice President and General Manager—Western Distribution for Dominion Energy, Inc. from October 2021 to September 2022; Vice President—Investor Relations of Dominion Energy Services, Inc. from April 2019 to September 2021.

Michele L. Cardiff (57)	Manager, Chief Accounting Officer

Senior Vice President, Controller and Chief Accounting Officer of Dominion Energy, Inc. and Virginia Electric and Power Company from October 2020 to present; Vice President, Controller and Chief Accounting Officer of Dominion Energy, Inc. and Virginia Electric and Power Company from April 2014 to September 2020.

Lisa M. Pierro (44)	Independent Manager

Ms. Pierro currently serves as Customer Service Coordinator for CT Corporation System and acts as Independent Director/Manager for CT Corporation System’s customers. She has held various other positions since joining CT Corporation System in 2013.

Virginia Power Fuel Securitization, LLC is a wholly-owned subsidiary of Virginia Electric and Power Company, which in turn is a wholly-owned subsidiary of Dominion Energy, Inc.

Code of Conduct

Dominion Energy, Inc. has adopted a code of ethics that applies to all officers and employees of Dominion Energy, Inc. and its affiliates, including Virginia Electric and Power Company and Virginia Power Fuel Securitization, LLC. This code of ethics, entitled “Code of Ethics and Business Conduct,” is posted on Dominion Energy, Inc.'s website at www.dominionenergy.com/our-company/leadership-and-governance.

Item 11. Executive Compensation.

Other than the annual independent manager fee of $2,898 paid to CT Corporation System, Virginia Power Fuel Securitization, LLC does not pay any compensation to its managers or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Manager Lisa M. Pierro is an independent manager and an employee of CT Corporation System.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included below, which is incorporated herein by reference.

(c)	Not applicable.

Exhibit No.	Description
3.1	Certificate of Formation of Virginia Power Fuel Securitization, LLC (Exhibit 3.1, Registration Statement on Form SF-1 (File No. 333-275727-01) filed November 22, 2023).
3.2	Amended and Restated Limited Liability Company Agreement, dated as of February 5, 2024, of Virginia Power Fuel Securitization, LLC (Exhibit 3.2, Form 8-K filed February 6, 2024).
4.1

Indenture, dated as of February 14, 2024, by and among Virginia Power Fuel Securitization, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds) (Exhibit 4.1, Form 8-K filed February 14, 2024).

4.2

Supplemental Indenture, dated as of February 14, 2024, by and among Virginia Power Fuel Securitization, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (Exhibit 4.2, Form 8-K filed February 14, 2024).

10.1

Deferred Fuel Cost Property Servicing Agreement, dated as of February 14, 2024, by and between Virginia Power Fuel Securitization, LLC and Virginia Electric and Power Company, as Servicer (Exhibit 10.1, Form 8-K filed February 14, 2024).

10.2

Deferred Fuel Cost Property Purchase and Sale Agreement, dated as of February 14, 2024, by and between Virginia Power Fuel Securitization, LLC and Virginia Electric and Power Company, as Seller (Exhibit 10.2, Form 8-K filed February 14, 2024).

10.3

Administration Agreement, dated as of February 14, 2024, by and between Virginia Power Fuel Securitization, LLC and Virginia Electric and Power Company, as Administrator (Exhibit 10.3, Form 8-K filed February 14, 2024).

31.1	Rule 13a-14(d)/15d-14(d) Certification (filed herewith).
33.1	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Virginia Electric and Power Company, as Servicer (filed herewith).
33.2	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee (filed herewith).
34.1

Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Virginia Electric and Power Company, as Servicer (filed herewith).

34.2

Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, as Indenture Trustee (filed herewith).

35.1	Servicer Compliance Statement of Virginia Electric and Power Company, as Servicer (filed herewith).
104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.

None.

Item 1115(b). Certain Derivative Instruments.

None.

Item 1117. Legal Proceedings.

There are no legal or governmental proceedings pending against us, the sponsor, the seller, the servicer or the indenture trustee, or of which any property of the foregoing is subject, that is material to bondholders.

U.S. Bank Trust Company, National Association, as trustee, has provided the following information:

U.S. Bank National Association and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank National Association and similar institutions, allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these residential mortgage-backed securities trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank National Association denies liability and believes that it has performed its obligations under the residential mortgage-backed securities trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank National Association cannot assure you as to the outcome of any of the litigation or the possible impact of these litigations on the trustee or the residential mortgage-backed securities trusts.

On March 9, 2018, a law firm purporting to represent 15 Delaware statutory trusts that issued securities backed by student loans filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the Delaware statutory trusts and the student loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (NCMSLT Action). The complaint, as amended on June 15, 2018, alleged that the Delaware statutory trusts have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the student loans. Since the filing of the NCMSLT Action, certain student loan borrowers have made assertions against U.S. Bank National Association concerning special servicing that appear to be based on certain allegations made on behalf of the Delaware statutory trusts in the NCMSLT Action.

U.S. Bank National Association has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the Delaware statutory trusts and the student loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the Delaware statutory trusts and the student loans, which remains pending.

U.S. Bank National Association denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the Delaware statutory trusts and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

Virginia Power Fuel Securitization, LLC is a wholly-owned subsidiary of Virginia Electric and Power Company, which is the depositor, sponsor and servicer.

Item 1122. Compliance With Applicable Servicing Criteria.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers and the related attestation report for Virginia Electric and Power Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by Virginia Electric and Power Company with the servicing criteria set forth in Item 1122 of Regulation AB.

The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers and the related attestation report for U.S. Bank Trust Company, National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank Trust Company, National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA POWER FUEL SECURITIZATION, LLC (Issuing Entity) By: Virginia Electric and Power Company, as Servicer

Date: March 28, 2025	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or any proxy material to its security holders subsequent to the filing of this form.