Form 10-K
period 2025-12-31
Virginia Power Fuel Securitization, LLC; VIRGINIA ELECTRIC & POWER CO
filed 2026-03-26
CIK 2001186, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of the managers and executive officers of Virginia Power Fuel Securitization, LLC as of December 31, 2025:

Name and Age	Title	Current and Recent Positions Held
Steven D. Ridge (45)	Manager, President and Chief Financial Officer

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

Gary G. Ratliff (47)	Manager, Chief Accounting Officer

Vice President, Controller and Chief Accounting Officer of Dominion Energy, Inc. and Virginia Electric and Power Company from October 2025 to present; Vice President—Accounting from April 2025 to September 2025; Controller—Corporate Research & Reporting from February 2024 to March 2025; Director—Accounting from September 2015 to January 2024.

Lisa M. Pierro (45)	Independent Manager

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

Code of Conduct

Dominion Energy, Inc. has adopted a code of ethics that applies to all officers and employees of Dominion Energy, Inc. and its affiliates, including Virginia Electric and Power Company and Virginia Power Fuel Securitization, LLC. This code of ethics, entitled “Code of Ethics and Business Conduct,” is posted on Dominion Energy, Inc.’s website at www.dominionenergy.com/about/our-company/leadership-and-governance.

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

VIRGINIA POWER FUEL SECURITIZATION, LLC (Issuing Entity) By: Virginia Electric and Power Company, as Servicer

Date: March 26, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer

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